Form 10-Q
period 2026-03-31
Greenland Energy Co
filed 2026-05-13
CIK 2093507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 333-294995

GREENLAND ENERGY COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Texas	39-4828593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 East Bayaud Avenue, Suite 400

Denver, Colorado 80209

(Address of principal executive offices) (Zip Code)

Telephone: (918) 361-7000

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GLND	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	GLNDW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 13, 2026, the Registrant had 43,730,194 shares of Common Stock outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Greenland Energy Company (“Greenland Energy,” the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our business strategy, exploration plans, drilling activities, expected timing of operations, capital requirements, liquidity, financing plans, use of proceeds, regulatory approvals, contractor engagement, equipment procurement and mobilization, resource potential, market conditions, public company costs, and other statements that are not historical facts.

Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions may identify forward-looking statements, although not all forward-looking statements contain these words.

These forward-looking statements are based on current expectations, estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, but are not limited to: risks relating to our limited operating history; our exploration-stage status; our ability to obtain sufficient financing; our ability to execute our exploration program on the expected timeline or at the expected cost; geological and technical uncertainties inherent in oil and gas exploration; the absence of proved reserves or production revenues; commodity price volatility; regulatory, permitting, environmental and political risks associated with operations in Greenland; Arctic operating and logistics risks; reliance on third-party contractors, advisors and service providers; public company costs and compliance obligations; our ability to maintain Nasdaq listing requirements; volatility in the trading price of our securities; and the other risks and uncertainties described under “Risk Factors” in our Registration Statement on Form S-1, as amended, and in our other filings with the Securities and Exchange Commission. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes hereto included in Item 1 of this Quarterly Report. Should one or more of these risk or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required under applicable securities laws. You should not place undue reliance on any forward-looking statements.

Forward-looking statements speak only as of the date they are made. This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report except as may be required by law.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

GREENLAND ENERGY COMPANY

Greenland Energy Company

Condensed Consolidated Balance Sheets

	March 31, 2026 (Unaudited)	December 31, 2025 (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,134,597	$231,058
Prepaid expenses and other current assets	3,364,816	1,440,870
Total Current Assets	6,499,413	1,671,928

Non-current Assets
Property and Equipment	624,157	-
Total Noncurrent Assets	624,157	-

Total Assets	$7,123,570	$1,671,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,799,528	$398,795
Due to related parties	1,081,250	-
Total Current Liabilities	3,880,778	398,795

Total Liabilities	3,880,778	398,795

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value per share; 500,000,000 shares authorized; 26,110,251 and 19,074,158 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2,611	1,907
Additional paid-in capital	8,338,347	5,640,713
Subscription receivable	-	(90,000)
Accumulated deficit	(5,098,166)	(4,279,487)
Total Stockholders’ Equity	$3,242,792	$1,273,133
Total Liabilities and Stockholders’ Equity	$7,123,570	$1,671,928

See accompanying notes to condensed consolidated financial statements.

Greenland Energy Company

Condensed Consolidated Statement of Operations

(Unaudited)

Three Months Ended March 31, 2026
Revenue	-
Total revenue	-

Operating expenses	$818,679
Total expenses	818,679

Net loss before income taxes	(818,679)
Income taxes	-
Net loss	$(818,679)

Net loss per share – Basic and diluted	$(0.04)

Weighted average common shares outstanding – basic and diluted	20,078,162

See accompanying notes to condensed consolidated financial statements.

Greenland Energy Company

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

Three Months Ended March 31, 2026

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance — December 31, 2025	103,360	$103	$5,642,517	$(90,000)	$(4,279,487)	$1,273,133
Reverse recapitalization:	18,970,798	1,804	(1,804)	-	-	-
As adjusted, beginning of period	19,074,158	1,907	5,640,713	(90,000)	(4,279,487)	1,273,133
Subscription receivable collected				90,000	-	90,000
Stock issuances for cash	925,842	93	581,790	-	-	581,883
Business Combination conversion, net of transaction costs	6,110,251	611	2,115,844	-	-	2,116,455
Net loss for the period	-	-	-	-	(818,679)	(818,679)
Balance — March 31, 2026	26,110,251	$2,611	$8,338,347	-	$(5,098,166)	$3,242,792

See accompanying notes to condensed consolidated financial statements

Greenland Energy Company

Condensed Consolidated Statement of Cash Flows

(Unaudited)

Three Months Ended March 31, 2026
Cash flows from operating activities
Net loss	$(818,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,853,669)
Accounts payable and accrued expenses	131,371
Net cash used in operating activities	$(2,540,977)

Cash flows from investing activities
Purchases of property and equipment	(624,157)
Net cash used in investing activities	$(624,157)

Cash flows from financing activities
Collection of subscription receivable	90,000
Proceeds from issuance of common stock	581,883
Proceeds from business combination with Pelican	10,986,280
Payment of transaction costs	(5,589,490)
Net cash provided by financing activities	$6,068,673

Net increase in cash and cash equivalents	2,903,539
Cash and cash equivalents — beginning of period	231,058
Cash and cash equivalents — end of period	$3,134,597

Supplemental disclosures of Cash Flow Information:
Cash paid during the year for interest	-
Cash paid during the year for income taxes	-

Supplemental Noncash Information
Unpaid Business Combination transaction costs	$2,506,250

See accompanying notes to condensed consolidated financial statements.

Greenland Energy Company

Notes to Condensed Consolidated Financial Statements

1. Nature of Operations and Organization

Greenland Energy Company (the “Company”, “we”, “our”, “Greenland”) formerly known as Pelican Holdco, Inc. was incorporated on September 5, 2025 under the laws of the State of Texas and was formed solely for the purpose of completing the transactions contemplated by the Agreement and Plan of Merger, dated September 9, 2025 (“Business Combination Agreement”), as amended from time to time, by and among the Company, Pelican Acquisition Corporation, a Cayman Islands exempted company (“Pelican”), Pelican Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of the Company, Greenland Exploration Limited, a Texas corporation (“Greenland Exploration”), Greenland Merger Sub, Inc., a Texas corporation and wholly owned subsidiary of the Company., March GL Company, a Texas corporation (“March GL”) and March GL Merger Sub, Inc., a Texas corporation and wholly-owned subsidiary of the Company.

On March 25, 2026, the parties completed the business combination as contemplated by the Business Combination Agreement (“Business Combination”) resulting in Pelican, Greenland Exploration and March GL becoming wholly-owned subsidiaries of the Company. The Company and its wholly-owned subsidiaries (collectively, “Greenland Energy”) are focused on the advancement and development of its oil and gas exploration activities in the territory of Greenland. The Company has selected December 31 as its fiscal year-end and following the closing of the business combination, the Company’s common stock began trading on The Nasdaq Global Market under the symbol “GLND.”

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission, or the SEC. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period. The December 31, 2025 condensed balance sheet was derived from the audited financial statements of March GL, the predecessor entity and accounting acquirer in the business combination.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Registration Statement on Form S-1, as amended, (File No. 333-294995) filed with the SEC on April 23, 2026 which includes the financial statements of March GL, Greenland Exploration and Pelican.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Exploration Costs and Prepaid Exploration Costs

Exploration costs are expensed as incurred unless such costs qualify for capitalization under U.S. GAAP. Amounts paid in advance for exploration-related goods or services are recorded as prepaid exploration costs until the related goods or services are received, at which time such amounts are expensed or capitalized based on the nature of the underlying activity.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets once the assets are placed in service. Expenditures for maintenance and repairs are expensed as incurred, while expenditures that materially extend the useful life of an asset or improve its functionality are capitalized. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the statement of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 the Company had no cash equivalents and no restricted cash.

Emerging Growth Company

The Company is an emerging growth company and has elected to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies. Accordingly, the Company may adopt new or revised accounting standards on the timeline applicable to private companies, and its financial statements may not be comparable to those of companies that comply with public company effective dates.

Operating Segments

ASC Topic 280, Segment Reporting, establishes standards for companies to report financial statement information about operating segments, products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, and for which discrete financial information is available that is regularly reviewed by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the Company’s assets, operating results, and financial metrics on a consolidated basis to make decisions regarding resource allocation and to assess overall financial performance. Based on this evaluation, management has determined that the Company operates as a single reportable segment.

The CODM assesses performance for the single operating segment and allocates resources based primarily on net income (loss), which is reported on the accompanying statement of operations, and total assets, which are reported on the balance sheet. Because the Company has not generated revenues and has not commenced drilling operations as of March 31, 2026, the CODM does not review discrete profitability measures or operating results by geographic area or activity.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the oil and gas exploration industry, including, but not limited to, risks associated with exploration and development activities, the ability to obtain required permits and approvals, availability and cost of drilling services and equipment, commodity price volatility, access to capital, dependence on third-party contractors and service providers, environmental and regulatory matters, operations in remote geographic locations, and the successful execution of the Company’s business plan.

The Company’s operations and financial results may also be affected by general economic conditions, changes in capital markets, inflation, interest rates, geopolitical developments, regulatory changes, and other factors outside of the Company’s control.

3. Business Combination Accounting

The Company accounted for the Business Combination of the Company, Pelican, Greenland Exploration and March GL under ASC 805, Business Combinations, and related guidance and determined that March GL is the accounting acquirer. Accordingly, the historical financial statements of the Company for periods prior to the closing of the Business Combination reflect the historical financial statements of March GL, with March GL’s assets, liabilities and results of operations reflected at historical carrying values.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, Greenland, Pelican, Greenland Exploration and the related merger subsidiaries were treated as the acquired entities for financial reporting purposes. The transaction was treated as the equivalent of March GL issuing equity for the net assets of Greenland, Pelican and Greenland Exploration, accompanied by a recapitalization. Accordingly, no goodwill or other intangible assets were recognized.

Following the closing of the Business Combination, Greenland became the successor SEC registrant and publicly traded parent company. The condensed consolidated financial statements following the closing include the accounts of Greenland Energy Company and its consolidated subsidiaries. Common shares and per-share amounts for periods prior to the Business Combination have been retrospectively adjusted, where applicable, to reflect the exchange ratio established in the Business Combination.

Transaction costs directly attributable to the recapitalization were recorded as a reduction of additional paid-in capital to the extent of proceeds received, while costs not directly attributable to the equity issuance or recapitalization were expensed as incurred.

The elements of the business combination as reported in the condensed consolidated statement of stockholders’ equity consist of:

Pelican shares, post redemption -	1,925,377
Sponsor shares	2,390,000
Shares issued to Greenland Exploration	1,500,000
Legacy March GL shares	20,000,000
Other share activity	294,874
Total	26,110,251

4. Prepaid Expenses, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2026

As of March 31, 2026
Prepaid insurance	$906,933
Prepaid exploration costs	2,307,883
Deposit on equipment	150,000
Total prepaid expenses and other current assets	$3,364,816

Prepaid insurance primarily relates to insurance policies purchased in connection with the Company’s operations as a public company and is amortized over the related policy period. Prepaid exploration costs represent amounts paid in advance for exploration-related activities and services. Such amounts will be expensed or capitalized as the related goods or services are received, based on the nature of the underlying activity and the Company’s accounting policy for exploration and development costs.

5. Property and Equipment

Property and equipment consisted of the following as of March 31, 2026:

As of March 31, 2026
Office furniture and equipment	$17,785
Field equipment	606,372
Total property and equipment	$624,157

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Field equipment consists of equipment acquired for use in the Company’s exploration and operational activities.

No depreciation expense was recorded for the three months ended March 31, 2026, as the related assets were not yet placed in service.

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following as of March 31, 2026:

As of March 31, 2026
Accounts payable	$2,757,890
Accrued professional fees	41,638
Total accounts payable and accrued expenses	$2,799,528

Accounts payable primarily consist of vendor invoices and costs incurred in connection with the Company’s business combination, public company activities, and pre-exploration-related activities. Accrued professional fees primarily consist of legal, accounting, audit, advisory and other professional service costs incurred but not yet paid as of March 31, 2026.

7. Related Party Transactions

As of March 31, 2026, the amounts owed to related parties consist of notes payable of $775,000 and unpaid transaction costs related to the Business Combination of $306,250. The unpaid transaction costs will be settled through issuance of 35,000 shares.

The notes payable included in due to related parties are unsecured, non-interest bearing, and due on demand, unless otherwise specified by the underlying agreements. The Company did not incur any material interest expense related to these balances during the three months ended March 31, 2026.

Subsequent to March 31, 2026, the Company fully settled the $1,081,250 of related party balances outstanding as of March 31, 2026 through cash payments and the issuance of 35,000 shares of common stock. Following these settlements, no related party balances remained outstanding.

8. Stockholders’ Equity

As of March 31, 2026, the Company is authorized to issue 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2026, 26,110,251 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

During the three months ended March 31, 2026, prior to the closing of the Business Combination, March GL Company collected $90,000 of previously outstanding subscription receivables and issued 925,842 shares of common stock, resulting in an increase to common stock and additional paid-in capital of $581,883.

As of March 31, 2026, the Company had 1,500,000 warrants outstanding to purchase shares of common stock at an exercise price of $15.00 per share. The warrants expire ten years after the completion of the Business Combination. As of March 31, 2026, the warrants had no intrinsic value, as the exercise price exceeded the market price of the Company’s common stock on that date.

9. Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities outstanding during the period, if any, using the treasury stock method or if-converted method, as applicable.

For the three months ended March 31, 2026, basic and diluted net loss per share were the same because the effect of potentially dilutive securities would have been anti-dilutive due to the Company’s net loss.

The following table presents the computation of basic and diluted net loss per share:

Three Months Ended March 31, 2026
Net loss attributable to common stockholders	$(818,679)
Weighted-average shares outstanding — basic	20,078,162
Dilutive effect of warrants and other common stock equivalents	-
Weighted-average shares outstanding — diluted	20,078,162
Net loss per share — basic	(0.04)
Net loss per share — diluted	(0.04)

As of March 31, 2026, potentially dilutive securities consisted of 1,500,000 warrants to purchase common stock. These securities were excluded from the computation of diluted net loss per share for the three months ended March 31, 2026 because their effect would have been anti-dilutive.

10. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. For the three months ended March 31, 2026, income taxes were evaluated and determined to be immaterial. The Company is currently in a cumulative loss position and expects to maintain a full valuation allowance against any deferred tax assets. Accordingly, no income tax expense or benefit has been recorded for the period presented.

The Company will continue to evaluate its income tax position, including deferred tax assets, valuation allowance, and any related tax provision, in connection with its year-end financial reporting process.

11. Commitments and Contingencies

The Company may become subject to claims, legal proceedings and other contingencies arising in the ordinary course of business. Management is not currently aware of any matters that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has entered into, and may in the future enter into, agreements with vendors, consultants, advisors and service providers in connection with its public company operations and planned exploration activities. Certain of these agreements may include payment obligations, termination provisions, indemnification obligations or other commitments. The Company records liabilities for commitments and contingencies when losses are probable and reasonably estimable.

As of March 31, 2026, management has not identified any commitments or contingencies requiring recognition or disclosure in the accompanying condensed consolidated financial statements, other than amounts reflected in accounts payable, accrued expenses, due to related parties, or disclosed elsewhere in these notes.

12. Subsequent Events

Subsequent to March 31, 2026, the Company filed amendments to its Registration Statement on Form S-1, Registration No. 333-294995, with the Securities and Exchange Commission. On April 27, 2026, the Registration Statement was declared effective. On April 29, 2026, the Company completed the related public offering of 16,250,000 shares of common stock, 1,250,000 pre-funded warrants to purchase common stock, and 17,500,000 common warrants to purchase common stock. The combined public offering price was $4.00 per share and accompanying common warrant, and $3.9999 per pre-funded warrant and accompanying common warrant. The Company received gross proceeds of approximately $70 million before deducting placement agent fees and offering expenses. The common warrants are exercisable at $5.00 per share and expire five years from the date of issuance. The common warrants began trading on The Nasdaq Global Market under the symbol “GLNDW” on April 28, 2026.

On April 30, 2026, the holder of the Company’s pre-funded warrants exercised, on a cashless basis, pre-funded warrants to purchase 1,250,000 shares of common stock. Pursuant to the cashless exercise formula, the Company issued 1,249,962 shares of common stock. Following the exercise, no pre-funded warrants remained outstanding.

On April 29, 2026, the Company approved grants of nonqualified stock options to certain directors and executive officers pursuant to the Company’s 2026 Omnibus Incentive Plan. The grants cover an aggregate of 1,600,000 shares of common stock, have an exercise price of $3.36 per share, a contractual term of ten years, and vest in three equal annual installments on each of the first three anniversaries of the grant date.

Other than as disclosed above or elsewhere in these condensed consolidated financial statements, management has not identified any subsequent events that would require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements as a result of various factors, including those discussed under “Risk Factors” in our Registration Statement on Form S-1, as amended, and in our other filings with the Securities and Exchange Commission.

Unless the context otherwise requires, references in this section to “Greenland Energy,” the “Company,” “we,” “us” and “our” refer to Greenland Energy Company and its consolidated subsidiaries following the completion of the Business Combination.

Overview

Greenland Energy Company is an exploration-stage oil and gas company focused on the development and advancement of its exploration activities in Greenland. The Company has not generated revenue from oil and gas production to date. During the three months ended March 31, 2026, our activities were primarily focused on the completion of the Business Combination, transition to operating as a public company, planning and preparation for our exploration program, procurement and mobilization-related activities, and the establishment of public company infrastructure.

On March 25, 2026, the Company completed its business combination with Pelican Acquisition Corporation and related entities. The Business Combination was accounted for as a reverse recapitalization, with March GL Company treated as the accounting acquirer for financial reporting purposes. As a result, our historical financial statements for periods prior to the closing of the Business Combination reflect the historical financial statements of March GL Company.

As of March 31, 2026, we had cash and cash equivalents of approximately $3.1 million, total assets of approximately $7.1million, total liabilities of approximately $3.9 million, and total stockholders’ equity of approximately $3.2 million.

Business Combination

On March 25, 2026, the Company completed the Business Combination, pursuant to which Greenland Energy Company became the publicly traded parent company. In connection with the Business Combination, the Company recorded the recapitalization of March GL Company into the capital structure of Greenland Energy Company.

The recapitalization included Pelican net assets acquired of approximately $10.6 million, the net impacts of Greenland Exploration Limited and Pelican Holdco, Inc. of approximately $(0.3) million and $(0.1) million, respectively, and transaction costs of approximately $8.0 million recorded as a reduction of additional paid-in capital.

Following the closing of the Business Combination, the Company had 26,110,251 shares of common stock issued and outstanding as of March 31, 2026.

Results of Operations

Three Months Ended March 31, 2026

For the three months ended March 31, 2026, the Company had no revenue. The Company has not commenced commercial production and does not currently generate revenue from oil and gas operations.

Operating expenses for the three months ended March 31, 2026 were approximately $0.8 million. These expenses primarily related to public company readiness activities, professional fees, exploration planning, administrative costs, and other costs incurred in connection with the Company’s operations and the Business Combination.

Net loss for the three months ended March 31, 2026 was approximately $0.8 million, or $0.04 per basic and diluted share. Basic and diluted weighted-average common shares outstanding were 20,078,162 for the three months ended March 31, 2026.

Because the Company incurred a net loss for the period, diluted net loss per share was the same as basic net loss per share, as the effect of any potentially dilutive securities would have been anti-dilutive.

Liquidity and Capital Resources

Our primary sources of liquidity during the three months ended March 31, 2026 were cash on hand, proceeds from the reverse recapitalization, and working capital generated through changes in operating assets and liabilities.

As of March 31, 2026, we had cash and cash equivalents of approximately $3.1 million and total current assets of approximately $6.5 million. Current assets consisted of cash and cash equivalents of approximately $3.1 million, prepaid insurance of approximately $0.9 million, deposits on equipment of approximately $0.2 million, and prepaid exploration costs of approximately $2.3 million.

As of March 31, 2026, accounts payable and accrued professional fees included amounts related to Business Combination transaction costs, public company costs, exploration-related activities and other professional services.

We expect to continue to incur significant costs as a public company, including costs associated with SEC reporting, legal, accounting, audit, insurance, investor relations, corporate governance, and compliance matters. In addition, we expect to incur costs in connection with our planned exploration activities, including equipment, logistics, technical studies, contractors, and other exploration-related expenditures.

Subsequent to March 31, 2026, the Company continued activities related to its Registration Statement on Form S-1 and capital raising efforts. On April 27, 2026, the Registration Statement was declared effective. On April 29, 2026, we completed an offering of 16,250,000 shares of common stock, 1,250,000 pre-funded warrants and 17,500,000 common warrants. We received gross proceeds of approximately $70 million before deducting placement agent fees and offering expenses. We expect to use the proceeds primarily for exploration activities, working capital, payment of outstanding obligations, public company costs and general corporate purposes.

On April 30, 2026, Citadel Multi-Strategy Equities Master Fund Ltd. exercised, on a cashless basis, all 1,250,000 pre-funded warrants issued in the offering. Pursuant to the cashless exercise formula, the Company issued 1,249,962 shares of common stock. The Company did not receive material cash proceeds from the cashless exercise.

Our future liquidity and capital requirements will depend on several factors, including the timing and cost of exploration activities, the timing of vendor and contractor payments, the amount of public company costs, the results of capital raising activities, and our ability to manage discretionary expenditures. We may seek additional financing through equity offerings, debt financing, strategic arrangements, or other sources of capital. There can be no assurance that additional capital will be available on acceptable terms, or at all.

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $2.5 million for the three months ended March 31, 2026. This consisted primarily of a net loss of approximately $0.8 million, cash used for prepaid expenses approximately $1.9 million partially offset by favorable changes in working capital, including accounts payable of approximately $0.1 million.

Investing Activities

Net cash used in investing activities was approximately $0.6 million for the three months ended March 31, 2026, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $6.1 million for the three months ended March 31, 2026, consisting of cash proceeds from the business combination of approximately $11.0 million, proceeds from issuance of common stock of approximately $0.6 million, collection of subscription receivable of $0.1 million, partially offset by payment of transaction costs of approximately $5.6 million.

Contractual Obligations and Commitments

As of March 31, 2026, the Company had accounts payable of approximately $2.8 million, accrued professional fees of approximately $0.04 million, and amounts due to related parties of approximately $1.1 million. Accounts payable primarily consist of vendor invoices and costs incurred in connection with the Company’s business combination, public company activities, and pre-exploration-related activities. Accrued professional fees primarily consist of legal, accounting, audit, advisory and other professional service costs incurred but not yet paid as of March 31, 2026.

The Company expects to incur additional obligations in connection with its planned exploration program, including costs related to equipment, logistics, technical services, field operations, contractors, and other exploration-related expenditures. These obligations may be material and will depend on the timing and scope of the Company’s exploration activities and available capital resources.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures.

Significant estimates and judgments may include, but are not limited to, accounting for the Business Combination, classification and measurement of transaction costs, valuation of equity instruments and share-based compensation, income taxes and valuation allowances, accrued expenses, related party balances, and the recoverability and classification of exploration-related costs and property and equipment.

Management evaluates its estimates on an ongoing basis. Actual results could differ from those estimates, and such differences could be material.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we may take advantage of certain exemptions from reporting requirements that are otherwise applicable to public companies, including reduced disclosure obligations regarding executive compensation and exemptions from certain auditor attestation requirements.

We have elected to use the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for new or revised accounting standards.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were, and continue to be, ineffective because of material weakness in internal control over financial reporting due to the Company’s lack of a fully formalized and documented internal control framework, including formal documentation of key controls and review evidence. This reflects the Company’s transition to operating as a public company following the Business Combination. Management is commencing actions to address the lack of formal documentation of our control environment and expect any weakness to be remediated in the subsequent reporting period.

In light of the material weakness described above, we continue to perform additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. We do not believe there are any material misstatements in our financial reporting.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes during our most recent calendar quarter that have materially affected our internal controls over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may be subject to claims, legal proceedings, regulatory inquiries or other matters arising in the ordinary course of business. We are not aware of any pending or threatened legal proceedings that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as amended, including the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on April 28, 2026, together with all other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in the Company’s Registration Statement on Form S-1, as amended, and the final prospectus filed pursuant to Rule 424(b)(4), except to the extent updated by the disclosures contained in this Quarterly Report on Form 10-Q. The risks described in such filings are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially and adversely affect our business, financial condition, results of operations, cash flows, liquidity, prospects and the trading price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, prior to the closing of the Business Combination, March GL Company issued 925,842 shares of common stock for proceeds of $581,883.

On March 25, 2026, the Company completed the Business Combination. In connection with the Business Combination, the Company issued shares of common stock to certain parties pursuant to the terms of the Merger Agreement, including shares issued to former equity holders of March GL Company and Greenland Exploration Limited. These issuances were made in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Except as described above or as previously disclosed in the Company’s filings with the SEC, during the three months ended March 31, 2026, the Company did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds

On April 27, 2026, the Company’s Registration Statement on Form S-1, Registration No. 333-294995, was declared effective by the SEC. On April 29, 2026, the Company completed the related registered public offering of 16,250,000 shares of common stock, 1,250,000 pre-funded warrants to purchase common stock, and 17,500,000 common warrants to purchase common stock.

The combined public offering price was $4.00 per share of common stock and accompanying common warrant and $3.9999 per pre-funded warrant and accompanying common warrant. The Company received gross proceeds of approximately $70 million.

On April 30, 2026, Citadel Multi-Strategy Equities Master Fund Ltd. exercised, on a cashless basis, pre-funded warrants to purchase 1,250,000 shares of common stock. Pursuant to the cashless exercise formula, the Company issued 1,249,962 shares of common stock. The Company did not receive material cash proceeds from the cashless exercise.

The Company intends to use the net proceeds from the offering for exploration activities, working capital, payment of outstanding obligations, public company costs and general corporate purposes. As of the date of this Quarterly Report, there has been no material change in the planned use of proceeds from that described in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 28, 2026.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock or other equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Except as disclosed elsewhere in this Quarterly Report on Form 10-Q, there was no information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2026 that was not previously reported.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
1.1	Placement Agency Agreement, dated April 27, 2026, by and between Greenland Energy Company and ThinkEquity LLC, as Placement Agent.	Form 8-K	001-43210	1.1	April 30, 2026
2.1+	Business Combination Agreement, dated as of September 9, 2025, by and among (i) Pelican Holdco, Inc., (ii) SPAC Merger Sub, Inc., (iii) Greenland Exploration Limited, (iv) Greenland Merger Sub, Inc., (v) March GL Company, (vi) March GL Merger Sub, Inc., and (vii) Pelican Acquisition Corporation.	Form S-4/A	333-291171	2.1	October 30, 2025
3.1	Amended and Restated Certificate of Formation of Greenland Energy Company.	Form 8-K	001-43210	3.1	March 27, 2026
3.2	Amended and Restated Bylaws of Greenland Energy Company.	Form 8-K	001-43210	3.2	March 27, 2026
4.1	Form of Common Warrant.	Form 8-K	001-43210	4.1	April 30, 2026
4.2	Form of Pre-Funded Warrant.	Form 8-K	001-43210	4.2	April 30, 2026
4.3	Form of Warrant Agreement, dated March 25, 2026, by and among Greenland Energy Company, Continental Stock Transfer & Trust Company, as warrant agent, and the holders party thereto.	Form 8-K	001-43210	10.4	March 27, 2026
10.1	Form of Lock-Up Agreement.	Form 8-K	001-43210	10.1	March 27, 2026
10.2	Registration Rights Agreement, by and among Greenland Energy Company, Pelican Sponsor LLC, and the Registration Rights Parties.	Form 8-K	001-43210	10.2	March 27, 2026
10.3^	Form of Indemnification Agreement, dated March 25, 2026, by and between Greenland Energy Company and each of the officers and directors of Greenland Energy Company.	Form 8-K	001-43210	10.3	March 27, 2026
10.4	Corporate and Financial Advisory Agreement, dated November 15, 2025, by and between Greenland Exploration Limited and ThinkEquity LLC.	Form S-4/A	333-291171	10.18	January 16, 2026
10.5	Mergers & Acquisition Advisory Agreement, dated June 17, 2025, by and between Greenland Exploration Limited and ThinkEquity LLC.	Form S-4/A	333-291171	10.23	January 16, 2026
10.6	Memorandum of Understanding, dated April 22, 2025, by and between 80 Mile PLC and March GL Company.	Form S-4/A	333-291171	10.24	January 16, 2026
10.7	Memorandum of Understanding for Purchase of Interest and Exchange Rights, dated June 21, 2025, by and between March GL Company and Greenland Exploration Limited.	Form S-4/A	333-291171	10.25	January 16, 2026
10.8	Master Consulting Agreement, dated April 1, 2025, by and between New IPT, Inc. and March GL Company.	Form S-4/A	333-291171	10.27	January 16, 2026
10.9	Master Consulting Agreement, dated April 11, 2025, by and between Halliburton Energy Services, Inc. and March GL Company.	Form S-4/A	333-291171	10.29	January 16, 2026
10.10	Farm-Out Agreement, dated September 9, 2025, by and between March GL Company and 80 Mile PLC.	Form S-4/A	333-291171	10.31	January 16, 2026

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.11	Public Relations Agreement, dated September 9, 2025, by and between Rubenstein Public Relations, Inc. and Greenland Exploration Limited.	Form S-4/A	333-291171	10.26	January 16, 2026
10.12	Warrant Agent Agreement, dated April 29, 2026, by and between Greenland Energy Company and Continental Stock Transfer & Trust Company.	Form 8-K	001-43210	10.1	April 30, 2026
10.13	Consulting Agreement, dated April 1, 2025, by and between March GL and Cat Campbell of Little Tree Golden llc.	Form S-4/A	333-291171	10.28	January 16, 2026
10.14	Consulting Services Agreement, dated April 1, 2025, by and between March GL and Nick Steinsberger.	Form S-4/A	333-291171	10.30	January 16, 2026
10.15^*	2026 Omnibus Incentive Plan of the Company
10.17	Form of Lock-Up Agreement, by and among Greenland Energy Company and the lock-up parties.	Form S-1/A	333-294995	10.20	April 17, 2026
21.1	List of Subsidiaries.	Form S-1/A	333-294995	21.1	April 17, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenland Energy Company

Date: May 13, 2026	By:	/s/ Robert B. Price
Robert B. Price
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Ashiq Merchant
Ashiq Merchant
Chief Financial Officer
(Principal Financial Officer)