Form 10-Q
period 2026-06-30
Greenland Energy Co
filed 2026-08-13
CIK 2093507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-43210

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

As of August 13, 2026, the Registrant had 43,730,194 shares of Common Stock outstanding.

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

ii

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

GREENLAND ENERGY COMPANY

Greenland Energy Company

Condensed Consolidated Balance Sheets

	June 30, 2026 (Unaudited)	December 31, 2025 (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$37,423,185	$231,058
Prepaid expenses and other current assets	680,200	-
Total Current Assets	38,103,385	231,058

Non-current Assets
Oil and natural gas properties, full cost method	17,512,053	-
Prepaid exploration costs and deposits	11,935,024	1,440,870
Property and equipment, net	16,896	-
Total Noncurrent Assets	29,463,973	1,440,870

Total Assets	$67,567,358	$1,671,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,363,865	$398,795
Total Current Liabilities	1,363,865	398,795

Total Liabilities	1,363,865	398,795

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value per share; 500,000,000 shares authorized; 43,730,194 and 19,074,158 shares issued and outstanding as of June 30, 2026 and December 31, 2025	4,373	1,907
Additional paid-in capital	76,217,135	5,640,713
Subscription receivable	-	(90,000)
Accumulated deficit	(10,018,015)	(4,279,487)
Total Stockholders’ Equity	66,203,493	1,273,133
Total Liabilities and Stockholders’ Equity	$67,567,358	$1,671,928

See accompanying notes to condensed consolidated financial statements.

Greenland Energy Company

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	-	-	-	-
Total revenue	-	-	-	-

Operating expenses	$4,945,112	$445,105	$5,763,791	$445,105
Depreciation	889	-	889	-
Total expenses	4,946,002	445,105	5,764,680	445,105

Other income/(expense), net	$26,152	$-	$26,152	$-

Net loss before income taxes	(4,919,849)	(445,105)	(5,738,528)	(445,105)
Income taxes	-	-	-	-
Net loss	$(4,919,849)	$(445,105)	$(5,738,528)	$(445,105)

Basic and diluted – Class A common stock	$(0.13)	$(0.06)	$(0.20)	$(0.06)

Weighted average common shares outstanding – basic and diluted	38,274,849	7,522,653	29,265,646	7,522,653

See accompanying notes to condensed consolidated financial statements.

Greenland Energy Company

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

Three and Six Months Ended June 30, 2026 and 2025

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance — December 31, 2025	103,360	$103	$5,642,517	$(90,000)	$(4,279,487)	$1,273,133
Reverse recapitalization:	18,970,798	1,804	(1,804)			-
As adjusted, beginning of period	19,074,158	1,907	5,640,713	(90,000)	(4,279,487)	1,273,133
Subscription receivable collected				90,000		90,000
Stock issuances for cash	925,842	93	581,790	-	-	581,883
Business Combination conversion, net of transaction cost	6,110,251	611	2,115,844	-	-	2,116,455
Net loss for the period	-	-	-	-	(818,679)	(818,679)
Balance — March 31, 2026	26,110,251	$2,611	$8,338,347	$-	$(5,098,166)	$3,242,792
Cancellation of fractional shares	(19)	-	-	-	-	-
Common stock issued in settlement of related-party liability	35,000	4	306,246	-	-	306,250
Common stock issued to vendors for services	85,000	8	317,492	-	-	317,500
Issuance of common stock for cash, net	17,499,962	1,750	66,721,827	-	-	66,723,577
Stock based compensation for directors	-	-	533,223	-	-	533,223
Net loss for the period	-	-	-	-	(4,919,849)	(4,919,849)
Balance — June 30, 2026	43,730,194	$4,373	$76,217,135	$-	$(10,018,015)	$66,203,493

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance — December 31, 2024	-	$-	$-	$-	$-	$-
Net loss for the period	-	-	-	-	-	-
Balance — March 31, 2025	-	$-	$-	$-	$-	$-
Stock issuances for cash - adjusted for reverse recapitalization	8,203,529	823	1,149,317	-	-	1,150,140
Net loss for the period	-	-	-	-	(445,105)	(445,105)
Balance — June 30, 2025	8,203,529	$823	$1,149,317	$-	$(445,105)	$705,035

See accompanying notes to condensed consolidated financial statements.

Greenland Energy Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net loss	$(5,738,528)	$(445,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	533,223	-
Common stock issued for vendor services	317,500	-
Depreciation	889	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(609,923)	-
Accounts payable and accrued expenses	895,708	380,009
Net cash used in operating activities	$(4,601,131)	$(65,096)

Cash flows from investing activities
Additions to oil and natural gas properties, full cost method	(17,512,053)	-
Prepaid exploration costs and deposits	(10,494,154)	(868,907)
Purchases of property and equipment	(17,785)	-
Net cash used in investing activities	$(28,023,992)	$(868,907)

Cash flows from financing activities
Collection of subscription receivable	90,000	-
Proceeds from issuance of common stocks, net	67,331,660	1,150,140
Payment to related party	(775,000)	-
Proceeds from business combination with Pelican	10,993,625	-
Payment of transaction costs	(7,823,035)	-
Net cash provided by financing activities	$69,817,250	$1,150,140

Net increase in cash and cash equivalents	37,192,127	216,137
Cash and cash equivalents — beginning of period	231,058	-
Cash and cash equivalents — end of period	$37,423,185	$216,137

Supplemental disclosures of Cash Flow Information:
Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

Supplemental Non-Cash Information:
Common stock issued in settlement of related-party liability	306,250	-

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

The comparative unaudited condensed consolidated statements of operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2025 reflect the historical results and cash flows of March GL, as the accounting predecessor, and have been retrospectively adjusted, where applicable, to reflect the exchange ratio established in the Business Combination.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Prospectus dated April 27, 2026 and April 29, 2026, after the Registration Statement on Form S-1, as amended (File No. 333-294995) was declared effective on April 27, 2026, which includes the financial statements of March GL, Greenland Exploration and Pelican.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ equity, net loss or cash flows.

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

Oil and Natural Gas Properties — Full Cost Method

The Company follows the full cost method of accounting for its oil and natural gas exploration and development activities in accordance with Rule 4-10(c) of Regulation S-X. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. The Company currently maintains Greenland as its sole oil and natural gas cost center.

Capitalized costs include property acquisition costs, geological and geophysical costs, costs of carrying and retaining undeveloped properties, costs of drilling and equipping exploratory wells, including unsuccessful exploratory wells, development costs, and the costs of equipment and facilities used in the Company’s oil and natural gas exploration and development activities. Internal costs are capitalized only to the extent they are directly identified with acquisition, exploration or development activities conducted by or for the Company. General corporate overhead, public-company costs and administrative costs that are not directly attributable to oil and natural gas acquisition, exploration or development activities are expensed as incurred.

Costs associated with unproved properties and major development projects are excluded from the depletion base until the properties are evaluated, proved reserves are established, or impairment is otherwise indicated. The Company evaluates its unproved properties periodically for evidence of impairment, considering factors such as the remaining term of the applicable exploration license, the results of exploration activities, planned future operations, and the Company’s intention and ability to continue evaluating the properties. Costs determined to be impaired are transferred to the full cost pool and become subject to depletion.

Upon the establishment of proved oil and natural gas reserves and the commencement of production, capitalized costs included in the full cost pool, together with estimated future development and abandonment costs, net of estimated salvage values, will be depleted using the unit-of-production method based on proved reserves. As of June 30, 2026, the Company had no proved oil and natural gas reserves and had not commenced production. Accordingly, no depletion expense was recorded for the Company’s oil and natural gas properties during the three or six months ended June 30, 2026.

The net capitalized costs of oil and natural gas properties are subject to a quarterly full cost ceiling test. Under the ceiling test, capitalized costs, net of accumulated depletion and related deferred income taxes, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the cost of unproved properties not subject to depletion and certain other permitted adjustments, net of related income tax effects. If net capitalized costs exceed the applicable ceiling, the excess is recognized as an impairment expense and may not subsequently be restored.

Sales or other dispositions of oil and natural gas properties are generally accounted for as adjustments to capitalized costs, with no gain or loss recognized, unless the disposition would significantly alter the relationship between capitalized costs and proved reserves attributable to the applicable cost center.

Prepaid Exploration Costs

Amounts paid in advance for oil and natural gas exploration-related goods or services are recorded as prepaid exploration costs until the related goods or services are received. Upon receipt, such amounts are transferred to oil and natural gas properties to the extent they qualify for capitalization under the Company’s full cost accounting policy. Amounts relating to general corporate, financing, public-company or other nonqualifying activities are expensed as incurred.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets once the assets are placed in service. Expenditures for maintenance and repairs are expensed as incurred, while expenditures that materially extend the useful life of an asset or improve its functionality are capitalized. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the condensed consolidated statements of operations.

Stock-Based Compensation

The Company accounts for share-based payment awards in accordance with ASC Topic 718, Compensation—Stock Compensation. Equity-classified awards granted to employees, officers and nonemployee directors are measured at fair value on the grant date. Compensation cost is recognized over the requisite service period, generally the vesting period, using the straight-line attribution method for awards containing only service-based vesting conditions. The Company accounts for forfeitures as they occur.

Restricted stock units are measured using the quoted market price of the Company’s common stock on the grant date. The fair value of stock options is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions regarding expected volatility, expected term, risk-free interest rate and expected dividend yield. Because the Company had limited company-specific trading history, expected volatility was estimated using information from comparable publicly traded companies. The expected term was estimated using the simplified method because the Company lacked sufficient historical exercise data.

Foreign Currency Remeasurement

The Company’s reporting currency and functional currency is the U.S. dollar. Transactions denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in foreign currencies are remeasured at the applicable exchange rate in effect at the balance sheet date. Nonmonetary assets and liabilities are remeasured using historical exchange rates, as applicable. Foreign currency transaction gains and losses resulting from the settlement or remeasurement of foreign currency-denominated transactions are recognized in earnings in the period in which they arise and are included in other income (expense), net in the condensed consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash at financial institutions which may at times exceed federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on our cash and cash equivalents. The Company did not have cash equivalents as of June 30, 2026, and December 31, 2025.

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

The CODM assesses performance for the single operating segment and allocates resources based primarily on net income (loss), which is reported on the accompanying statement of operations, and total assets, which are reported on the balance sheet. Because the Company has not generated revenues and has not commenced drilling operations as of June 30, 2026, the CODM does not review discrete profitability measures or operating results by geographic area or activity. There are no other significant expenses reviewed by the CODM and not disclosed above.

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

In connection with the Business Combination, the Company incurred approximately $8.1 million of transaction costs directly attributable to the reverse recapitalization, which were recorded as a reduction of additional paid-in capital. Transaction costs not directly attributable to the equity issuance or recapitalization were expensed as incurred.

Transaction costs directly attributable to the recapitalization were recorded as a reduction of additional paid-in capital to the extent of proceeds received, while costs not directly attributable to the equity issuance or recapitalization were expensed as incurred.

The elements of the business combination as reported in the condensed consolidated statements of stockholders’ equity consist of:

Pelican shares, post redemption	1,925,377
Sponsor shares	2,390,000
Shares issued to Greenland Exploration	1,500,000
Legacy March GL shares	20,000,000
Other share activity	294,855
Total	26,110,232

4. Certain Balance Sheet Items

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and Dec. 31, 2025

	As of June 30, 2026	As of Dec. 31, 2025
Current assets:
Prepaid insurance	$680,200	$-
Total prepaid expenses and other current assets	$680,200	$-
Non-current assets:
Prepaid exploration costs	6,810,688	1,290,870
Deposit on equipment	5,124,337	150,000
Total prepaid exploration and deposits	$11,935,024	$1,440,870

Prepaid insurance primarily relates to insurance policies purchased in connection with the Company’s operations as a public company and is amortized over the related policy period.

Prepaid exploration costs represent amounts paid in advance for exploration-related goods and services. Such amounts are classified as non-current based on the expected timing of receipt or utilization in connection with the Company’s exploration program. Upon receipt of the underlying goods or services, these amounts are transferred to oil and natural gas properties to the extent they qualify for capitalization under the Company’s full cost accounting policy. Amounts that do not qualify for capitalization are expensed as incurred.

Deposits on equipment represent advance payments made to vendors for equipment expected to be used in the Company’s exploration activities. Such deposits are classified as non-current based on the expected timing of delivery and utilization of the related equipment.

5. Oil and Natural Gas Properties

Oil and natural gas properties accounted for under the full cost method consisted of the following as of June 30, 2026:

As of June 30, 2026
Oil and natural gas properties and exploration costs	$17,512,053
Less: accumulated depletion and impairment	-
Oil and gas properties, net	$17,512,053

As of June 30, 2026, all of the Company’s capitalized oil and natural gas property costs related to its Greenland cost center and were classified as unevaluated costs excluded from the depletion base. The Company had not established proved reserves or commenced production as of June 30, 2026. Accordingly, no depletion expense or full cost ceiling-test impairment was recognized during the three or six months ended June 30, 2026.

Capitalized costs principally consisted of costs directly associated with the planning, procurement, mobilization and preparation of the Company’s exploration program, including qualifying equipment, logistics, technical services and other exploration-related expenditures.

6. Property and Equipment, net

As of June 30, 2026
Office furniture and equipment	$17,785
Less: accumulated depreciation	(889)
Property and equipment, net	$16,896

Depreciation expense was $889 for both the three and six months ended June 30, 2026.

7. Accounts payable and accrued expenses

Accounts payable primarily consist of vendor invoices and costs incurred in connection with the Company’s business combination, public company activities, and pre-exploration-related activities. Accounts payable and accrued expenses primarily consist of legal, accounting, audit, advisory and other professional service costs incurred but not yet paid as of June 30, 2026 and Dec. 31, 2025.

8. Related Party Transactions

As of March 31, 2026, the Company had aggregate amounts due to related parties of $1,081,250, consisting of notes payable of $775,000 and unpaid transaction costs related to the Business Combination of $306,250.

During the three months ended June 30, 2026, the Company fully settled these balances through cash payments of $775,000 and the issuance of 35,000 shares of common stock. The shares were valued at $306,250 based on the quoted market price of the Company’s common stock as of March 31, 2026, the date the related-party obligation and related share settlement were measured.

Following these settlements, no amounts remained due to related parties as of June 30, 2026.

9. Stockholders’ Equity

As of June 30, 2026, the Company is authorized to issue 500,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2026, 43,730,194 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

During the six months ended June 30, 2026, prior to the closing of the Business Combination, March GL Company collected $90,000 of previously outstanding subscription receivables and issued 925,842 shares of common stock, resulting in an increase to common stock and additional paid-in capital of $581,883.

During the three months ended June 30, 2026, the Company completed a registered public offering of 16,250,000 shares of common stock and 1,250,000 pre-funded warrants to purchase common stock. The combined public offering price was $4.00 per share of common stock and accompanying common warrant and $3.9999 per pre-funded warrant and accompanying common warrant, resulting in gross proceeds of approximately $70.0 million. In connection with the offering, the Company also issued 17,500,000 common warrants to purchase common stock at an exercise price of $5.00 per share, which expire five years from the date of issuance. The Company incurred approximately $3.3 million of stock issuance costs.

During the three months ended June 30, 2026, the Company issued 35,000 shares of common stock in partial settlement of an existing related-party liability, (see Note 8).

During the three months ended June 30, 2026, the Company issued 10,000 shares of common stock to an unrelated third-party vendor in consideration for services rendered. The shares had an aggregate fair value of $100,000, which was recognized as an operating expense.

During the three months ended June 30, 2026, the Company also issued 75,000 shares of common stock to an unrelated third-party vendor in consideration for services rendered. The shares had an aggregate fair value of $217,500, which was recognized as an operating expense based on the nature of the underlying services.

As of June 30, 2026, the Company had 1,500,000 warrants outstanding with an exercise price of $15.00 per share, which expire ten years following completion of the Business Combination, and 17,500,000 common warrants outstanding with an exercise price of $5.00 per share, which expire five years following their issuance on April 29, 2026. As of June 30, 2026, the 19,000,000 warrants outstanding had a weighted-average exercise price of $5.79 per share and a weighted-average remaining contractual life of approximately 5.22 years. The aggregate intrinsic value of the outstanding warrants was zero because the market price of the Company’s common stock was below the applicable exercise prices.

10. Stock-Based Compensation

2026 Omnibus Incentive Plan

Effective March 25, 2026, the Company adopted the Greenland Energy Company 2026 Omnibus Incentive Plan (the “2026 Plan”). The 2026 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and other cash-based awards to eligible employees, officers, nonemployee directors and consultants.

An aggregate of 3,367,237 shares of the Company’s common stock were initially reserved for issuance under the 2026 Plan. Beginning in calendar year 2027, the number of shares reserved for issuance under the 2026 Plan will automatically increase on the first trading day of each calendar year by an amount equal to 5% of the Company’s outstanding common stock as of the last day of the preceding calendar year, unless the administrator determines that the increase will be reduced or that no increase will occur for that year.

As of June 30, 2026, awards covering an aggregate of 1,825,000 shares had been granted under the 2026 Plan, consisting of options to purchase 1,600,000 shares of common stock and 225,000 restricted stock units. As of June 30, 2026, 1,542,237 shares remained available for future grant under the 2026 Plan.

The Company accounts for its stock-based awards in accordance with ASC Topic 718, as described in Note 2—Summary of Significant Accounting Policies.

Restricted Stock Units

During April 2026, the Company granted an aggregate of 225,000 restricted stock units (“RSUs”) to certain executive officers and nonemployee directors. Each RSU represents a contingent right to receive one share of the Company’s common stock upon settlement.

Except for the accelerated award described below, the RSUs vest in full on May 1, 2027, subject to the participant’s continued service through the vesting date. Holders of unvested RSUs have no voting or other stockholder rights with respect to the underlying shares.

On June 5, 2026, in connection with the resignation of a former director, the Company accelerated the vesting of 10,000 RSUs. The Company recognized the compensation cost associated with those RSUs during the three months ended June 30, 2026. The underlying common shares had not been issued as of June 30, 2026 and, accordingly, were not included in the Company’s issued and outstanding common shares as of that date.

The modification resulted in the recognition of approximately $26,200 of compensation expense based on the fair value of the vested RSUs on the modification date. The weighted-average grant-date fair value presented in the RSU activity table reflects the original grant-date measurement and therefore differs from the amount of compensation expense recognized for the modified RSUs.

A summary of RSU activity for the six months ended June 30, 2026 is as follows:

	Number of RSUs	Weighted-average grant-date fair value
Unvested at Dec. 31, 2025	-	-
Granted	225,000	$6.08
Vested	(10,000)	$6.21
Forfeited	-	-
Unvested at June 30, 2026	215,000	$6.08

As of June 30, 2026, unrecognized compensation cost related to unvested RSUs was approximately $1.1 million, which is expected to be recognized over a weighted-average remaining service period of approximately 0.8 years.

Stock Options

On April 29, 2026, the Company granted nonqualified stock options to certain executive officers and nonemployee directors to purchase an aggregate of 1,600,000 shares of common stock. Of these options, 1,400,000 remained subject to their original service-based vesting conditions as of June 30, 2026, and 200,000 options were modified and accelerated in connection with the resignation of a former director, as described below.

The weighted-average grant-date fair value of the 1,400,000 options that remained subject to their original vesting terms was approximately $2.94 per option, resulting in an aggregate grant-date fair value of approximately $4.1 million.

On June 5, 2026, the Company modified and accelerated the vesting of 200,000 options held by a former director. The modified options were measured at fair value on the modification date based on their remaining 90-day exercise period. The Company recognized approximately $58,690 of compensation expense related to the modified options during the three months ended June 30, 2026.

The options have an exercise price of $3.36 per share and a contractual term of ten years. Except for the accelerated award described below, the options vest in substantially equal annual installments on May 1, 2027, May 1, 2028 and May 1, 2029, subject to the participant’s continued service through each applicable vesting date.

On June 5, 2026, in connection with the resignation of a former director, the Company accelerated the vesting of options to purchase 200,000 shares of common stock. These options were fully vested and exercisable as of June 30, 2026.

The weighted-average assumptions used to estimate the grant-date fair value of the stock options granted during the six months ended June 30, 2026 were as follows:

Assumption	April 29, 2026 grants
Market price of common stock	$3.36
Exercise price	$3.36
Expected term	6.0 years
Expected volatility	120.0%
Risk-free interest rate	3.75%
Expected dividend yield	0.0%
Weighted-average grant-date fair value	$2.94

A summary of stock-option activity for the six months ended June 30, 2026 is as follows:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at Dec. 31, 2025	-	-	-	-
Granted	1,600,000	$3.36	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2026	1,600,000	$3.36	8.62 years	-
Exercisable at June 30, 2026	200,000	$3.36	0.18 years	-

The aggregate intrinsic value of the options was zero as of June 30, 2026 because the market price of the Company’s common stock was below the exercise price.

As of June 30, 2026, unrecognized compensation cost related to unvested stock options was approximately $3.9 million, which is expected to be recognized over a weighted-average remaining service period of approximately 2.8 years.

Stock-Based Compensation Expense

Stock-based compensation expense was recognized as follows:

	Three months ended June 30, 2026	Six months ended June 30, 2026
Restricted stock unit compensation	$261,162	$261,162
Stock-option compensation	272,061	272,061
Total stock-based compensation expense	$533,223	$533,223

Stock-based compensation expense of $533,223 was included in operating expenses in the accompanying condensed consolidated statements of operations for both the three and six months ended June 30, 2026.

Total unrecognized compensation

Award type	Unrecognized cost
Stock options	$3,901,106
RSUs	1,071,688
Total	$4,972,794

As of June 30, 2026, total unrecognized compensation cost related to unvested stock-based awards was approximately $5.0 million, consisting of approximately $3.9 million related to stock options and approximately $1.1 million related to RSUs.

11. Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share gives effect to potentially dilutive securities outstanding during the period using the treasury-stock method, if their inclusion would be dilutive.

Because the Company incurred a net loss for each period presented, basic and diluted net loss per share were the same, as the inclusion of potentially dilutive securities would have been antidilutive.

The following table presents the computation of basic and diluted net loss per share:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net loss attributable to common stockholders	(4,919,849)	(445,105)	(5,738,528)	(445,105)
Weighted-average common shares — basic	38,274,849	7,522,653	29,265,646	7,522,653
Dilutive effect of warrants, options and RSUs	-	-	-	-
Weighted-average common shares — diluted	38,274,849	7,522,653	29,265,646	7,522,653
Net loss per share — basic	$(0.13)	$(0.06)	$(0.20)	$(0.06)
Net loss per share — diluted	$(0.13)	$(0.06)	$(0.20)	$(0.06)

As of June 30, 2026, potentially dilutive securities excluded from diluted net loss per share consisted of:

Security	Potential common shares
Common stock warrants	19,000,000
Stock options	1,600,000
Restricted stock units	215,000
Total	20,815,000

The warrants, stock options and RSUs were excluded from the computation of diluted net loss per share because their inclusion would have been antidilutive as a result of the Company’s net loss.

12. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. For the three and six months ended June 30, 2026, income taxes were evaluated and determined to be immaterial. The Company is currently in a cumulative loss position and expects to maintain a full valuation allowance against any deferred tax assets. Accordingly, no income tax expense or benefit has been recorded for the period presented.

The Company will continue to evaluate its income tax position, including deferred tax assets, valuation allowance, and any related tax provision, in connection with its year-end financial reporting process.

13. Commitments and Contingencies

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

As of June 30, 2026, management had not identified any commitments or contingencies requiring recognition or separate disclosure in the accompanying condensed consolidated financial statements, other than amounts recorded in accounts payable and accrued expenses or disclosed elsewhere in these notes.

14. Subsequent Events

The Company evaluated subsequent events and transactions occurring after June 30, 2026 through August 13, 2026, the date these condensed consolidated financial statements were issued. No subsequent events were identified that required recognition or disclosure in the accompanying condensed consolidated financial statements.

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

Overview

Greenland Energy Company is an exploration-stage oil and gas company focused on the development and advancement of its exploration activities in Greenland. The Company has not generated revenue from oil and gas production to date. During the six months ended June 30, 2026, our activities were primarily focused on the completion of the Business Combination, transition to operating as a public company, planning and preparation for our exploration program, procurement and mobilization-related activities, and the establishment of public company infrastructure.

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

The recapitalization included Pelican net assets acquired of approximately $10.6 million, the net impacts of Greenland Exploration Limited and Pelican Holdco, Inc. of approximately $(0.3) million and $(0.1) million, respectively, and approximately $8.1 million of transaction costs attributable to the Business Combination recorded as a reduction of additional paid-in capital. During the six months ended June 30, 2026, the Company paid approximately $11.3 million of aggregate transaction costs related to both the Business Combination and the April 2026 public offering.

Following the closing of the Business Combination, the Company had 26,110,194 shares of common stock issued and outstanding as of March 31, 2026.

Results of Operations

Three Months Ended June 30, 2026 and 2025

Operating expenses for the three months ended June 30, 2026 were approximately $4.9 million, compared with approximately $0.4 million for the three months ended June 30, 2025. The increase primarily reflected public-company readiness activities, professional fees, exploration planning and preparation, administrative costs, approximately $0.5 million of noncash compensation associated with equity awards granted to officers and directors and approximately $0.3 million of noncash expense associated with common stock issued for vendor services.

Net loss for the three months ended June 30, 2026 was approximately $4.9 million, or $0.13 per basic and diluted share, compared with a net loss of approximately $0.4 million, or $0.06 per basic and diluted share, for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 and 2025

Operating expenses for the six months ended June 30, 2026 were approximately $5.8 million, compared with approximately $0.4 million for the six months ended June 30, 2025. The increase primarily reflected public-company readiness activities, professional fees, exploration planning and preparation, administrative costs, approximately $0.5 million of noncash compensation associated with equity awards granted to officers and directors and approximately $0.3 million of noncash expense associated with common stock issued for vendor services.

Net loss for the six months ended June 30, 2026 was approximately $5.7 million, or $0.18 per basic and diluted share, compared with a net loss of approximately $0.4 million, or $0.06 per basic and diluted share, for the six months ended June 30, 2025.

Liquidity and Capital Resources

Our primary sources of liquidity during the six months ended June 30, 2026 were cash on hand, proceeds received in connection with the Business Combination and proceeds from the April 2026 public offering.

As of June 30, 2026, we had cash and cash equivalents of approximately $37.4 million, total assets of approximately $67.6 million, total liabilities of approximately $1.4 million and total stockholders’ equity of approximately $66.2 million.

As of June 30, 2026, accounts payable and accrued professional fees included amounts related to public company costs, exploration-related activities and other professional services.

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

During the quarter, the Company continued activities related to its Registration Statement on Form S-1 and capital raising efforts. On April 27, 2026, the Registration Statement was declared effective. On April 29, 2026, we completed an offering of 16,250,000 shares of common stock, 1,250,000 pre-funded warrants and 17,500,000 common warrants. We received gross proceeds of approximately $70 million before deducting placement agent fees and offering expenses. We expect to use the proceeds primarily for exploration activities, working capital, payment of outstanding obligations, public company costs and general corporate purposes.

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

Cash Flows

Operating Activities

Net cash used in operating activities was approximately $4.6 million for the six months ended June 30, 2026, compared with approximately $0.1 million for the six months ended June 30, 2025.

For the six months ended June 30, 2026, operating cash flows reflected a net loss of approximately $5.7 million, adjusted for approximately $0.5 million of noncash stock-based compensation, approximately $0.3 million of noncash expense associated with common stock issued for vendor services, and depreciation expense. Cash used for prepaid expenses and other current assets was approximately $0.6 million, partially offset by an increase in accounts payable and accrued expenses of approximately $0.9 million.

For the six months ended June 30, 2025, operating cash flows reflected a net loss of approximately $0.4 million, partially offset by an increase in accounts payable and accrued expenses of approximately $0.4 million, resulting in net cash used in operating activities of approximately $0.1 million.

Investing Activities

Net cash used in investing activities was approximately $28.0 million for the six months ended June 30, 2026, compared with approximately $0.9 million for the six months ended June 30, 2025.

Cash used in investing activities for the six months ended June 30, 2026 consisted primarily of approximately $17.5 million of additions to unevaluated oil and natural gas properties, approximately $10.5 million of prepaid exploration costs and deposits, and approximately $18,000 of purchases of property and equipment, all related to the Company’s planned exploration program.

For the six months ended June 30, 2025, investing cash flows consisted primarily of approximately $0.9 million of prepaid exploration costs and deposits related to the Company’s planned exploration activities.

Financing Activities

Net cash provided by financing activities was approximately $67.3 million for the six months ended June 30, 2026, compared with approximately $1.2 million for the six months ended June 30, 2025.

For the six months ended June 30, 2026, financing cash flows consisted primarily of approximately $67.3 million of proceeds from the issuance of common stock and pre-funded warrants, approximately $11.0 million of proceeds received in connection with the Business Combination, and approximately $0.1 million from the collection of a subscription receivable, partially offset by approximately $7.8 million of transaction costs and approximately $0.8 million of payments to a related party.

For the six months ended June 30, 2025, financing cash flows consisted of approximately $1.2 million of proceeds from the issuance of common stock.

Contractual Obligations and Commitments

As of June 30, 2026, the Company had accounts payable and accrued expenses of approximately $1.4 million. Accounts payable primarily consist of vendor invoices and costs incurred in connection with the Company’s business combination, public company activities, and pre-exploration-related activities.

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

Significant estimates and judgments may include, but are not limited to, accounting for the Business Combination, classification and measurement of transaction costs, valuation of equity instruments and share-based compensation, income taxes and valuation allowances, accrued expenses, related party balances. The Company follows the full cost method of accounting for its oil and natural gas activities. Significant judgments include determining whether costs are directly associated with acquisition, exploration or development activities, whether unevaluated property costs should continue to be excluded from the depletion base, and whether facts and circumstances indicate impairment. The Company’s capitalized oil and natural gas properties are also subject to the quarterly full cost ceiling test. Changes in estimates, exploration plans, license status or drilling results could affect the classification, recoverability and carrying amount of these assets.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon such evaluation, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were, and continue to be, ineffective because of material weakness in internal control over financial reporting due to the Company’s lack of a fully formalized and documented internal control framework, including formal documentation of key controls and review evidence. This reflects the Company’s transition to operating as a public company following the Business Combination. Management is commencing actions to address the lack of formal documentation of our control environment and expects any weakness to be remediated in the subsequent reporting period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the six months ended June 30, 2026, prior to the closing of the Business Combination, March GL Company issued 925,842 shares of common stock for proceeds of $581,883.

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

Except as described above or as previously disclosed in the Company’s filings with the SEC, during the six months ended June 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the six months ended June 30, 2026, the Company did not repurchase any shares of its common stock or other equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Except as disclosed elsewhere in this Quarterly Report on Form 10-Q, there was no information required to be disclosed in a report on Form 8-K during the six months ended June 30, 2026 that was not previously reported.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
1.1	Placement Agency Agreement, dated April 27, 2026, by and between Greenland Energy Company and ThinkEquity LLC, as Placement Agent.	Form 8-K	001-43210	1.1	April 30, 2026
2.1+	Business Combination Agreement, dated as of September 9, 2025, by and among (i) Pelican Holdco, Inc., (ii) SPAC Merger Sub, Inc., (iii) Greenland Exploration Limited, (iv) Greenland Merger Sub, Inc., (v) March GL Company, (vi) March GL Merger Sub, Inc., and (vii) Pelican Acquisition Corporation.	Form S-4/A	333-291171	2.1	October 30, 2025
3.1	Amended and Restated Certificate of Formation of Greenland Energy Company.	Form 8-K	001-43210	3.1	March 27, 2026
3.2	Amended and Restated Bylaws of Greenland Energy Company.	Form 8-K	001-43210	3.2	March 27, 2026
4.1	Form of Common Warrant.	Form 8-K	001-43210	4.1	April 30, 2026
4.2	Form of Pre-Funded Warrant.	Form 8-K	001-43210	4.2	April 30, 2026
4.3	Form of Warrant Agreement, dated March 25, 2026, by and among Greenland Energy Company, Continental Stock Transfer & Trust Company, as warrant agent, and the holders party thereto.	Form 8-K	001-43210	10.4	March 27, 2026
10.1	Form of Lock-Up Agreement.	Form 8-K	001-43210	10.1	March 27, 2026
10.2	Registration Rights Agreement, by and among Greenland Energy Company, Pelican Sponsor LLC, and the Registration Rights Parties.	Form 8-K	001-43210	10.2	March 27, 2026
10.3^	Form of Indemnification Agreement, dated March 25, 2026, by and between Greenland Energy Company and each of the officers and directors of Greenland Energy Company.	Form 8-K	001-43210	10.3	March 27, 2026
10.4	Corporate and Financial Advisory Agreement, dated November 15, 2025, by and between Greenland Exploration Limited and ThinkEquity LLC.	Form S-4/A	333-291171	10.18	January 16, 2026
10.5	Mergers & Acquisition Advisory Agreement, dated June 17, 2025, by and between Greenland Exploration Limited and ThinkEquity LLC.	Form S-4/A	333-291171	10.23	January 16, 2026
10.6	Memorandum of Understanding, dated April 22, 2025, by and between 80 Mile PLC and March GL Company.	Form S-4/A	333-291171	10.24	January 16, 2026
10.7	Memorandum of Understanding for Purchase of Interest and Exchange Rights, dated June 21, 2025, by and between March GL Company and Greenland Exploration Limited.	Form S-4/A	333-291171	10.25	January 16, 2026
10.8	Master Consulting Agreement, dated April 1, 2025, by and between New IPT, Inc. and March GL Company.	Form S-4/A	333-291171	10.27	January 16, 2026
10.9	Master Consulting Agreement, dated April 11, 2025, by and between Halliburton Energy Services, Inc. and March GL Company.	Form S-4/A	333-291171	10.29	January 16, 2026
10.10	Farm-Out Agreement, dated September 9, 2025, by and between March GL Company and 80 Mile PLC.	Form S-4/A	333-291171	10.31	January 16, 2026

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.11	Public Relations Agreement, dated September 9, 2025, by and between Rubenstein Public Relations, Inc. and Greenland Exploration Limited.	Form S-4/A	333-291171	10.26	January 16, 2026
10.12	Warrant Agent Agreement, dated April 29, 2026, by and between Greenland Energy Company and Continental Stock Transfer & Trust Company.	Form 8-K	001-43210	10.1	April 30, 2026
10.13	Consulting Agreement, dated April 1, 2025, by and between March GL and Cat Campbell of Little Tree Golden llc.	Form S-4/A	333-291171	10.28	January 16, 2026
10.14	Consulting Services Agreement, dated April 1, 2025, by and between March GL and Nick Steinsberger.	Form S-4/A	333-291171	10.30	January 16, 2026
10.15	2026 Omnibus Incentive Plan of the Company.	Form 10-Q	001-43210	10.15	May 13, 2026
10.17	Form of Lock-Up Agreement, by and among Greenland Energy Company and the lock-up parties.	Form S-1/A	333-294995	10.20	April 17, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenland Energy Company

Date: August 13, 2026	By:	/s/ Robert B. Price
Robert B. Price
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Ashiq Merchant
Ashiq Merchant
Chief Financial Officer
(Principal Financial Officer)